Form 10-K
period 1999-12-31
CWMBS INC RASTA 1999-A9 1999-I
filed 2000-03-29
CIK 1103635

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                    ------

                                   FORM 10-K

(Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended:   December 31, 1999
                                  -----------------

                                      OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from             to
                                    -----------    ----------

                     Commission file number: 033-63714-A8
                                             ------------


                                  CWMBS, Inc.
                Residential Asset Securitization Trust 1999-A9
               Mortgage Pass-Through Certificates, Series 1999-I
               -------------------------------------------------
            (Exact name of Registrant as specified in its charter)


            Delaware                                  95-4449516
-------------------------------           ------------------------------------
(State or other jurisdiction of           (IRS Employer Identification Number)
incorporation or organization)

c/o      The Bank of New York
         101 Barclay Street
         New York, New York                             10286
----------------------------------------  ------------------------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:   (212) 815-2007
                                                      --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:  None
                                                             ----

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                   ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant: Not applicable
                                            --------------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 1999: Not applicable
                                           --------------

DOCUMENTS INCORPORATED BY REFERENCE


                                     None.


                                     * * *


     This Annual Report on Form 10-K (the "Report") is filed with respect to the trust fund entitled Residential Asset Securitization Trust 1999-A9 (the "Trust Fund") formed pursuant to the pooling and servicing agreement dated as of December 1, 1999 (the "Pooling and Servicing Agreement") among CWMBS, Inc., as depositor (the "Company"), IndyMac, Inc., as seller and master servicer (the "Master Servicer"), and The Bank of New York, as trustee (the "Trustee"), for the issuance of CWMBS, Inc., Mortgage Pass-Through Certificates, Series 1999-I (the "Certificates"). Certain information otherwise required to be included in this Report by the Instructions to Form 10-K has been omitted in reliance on the relief granted to the Company in CWMBS, Inc. (February 3, 1994) (the "Relief Letter").

                                    PART I


ITEM 1.  BUSINESS

         Not applicable.  See the Relief Letter.

ITEM 2.  PROPERTIES

         Not applicable.  See the Relief Letter.

ITEM 3.  LEGAL PROCEEDINGS

         There were no material pending legal proceedings relating to the Trust Fund to which any of the Trust Fund, the Trustee, the Master Servicer or the Company was a party or of which any of their respective properties was the subject during the fiscal year covered by this Report, nor is the Company aware of any such proceedings contemplated by governmental authorities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of Certificateholders, and no Certificateholder consent was solicited during the fiscal year covered by this Report.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) There is no established public trading market for the Certificates.

         (b) As of December 31, 1999, there were less than 300 holders of record of the Certificates.

         (c) Not applicable. (Information as to distributions to Certificateholders is provided in the Registrant's monthly filings on Form 8-K.)

ITEM 6.  SELECTED FINANCIAL DATA

         Not applicable.  See the Relief Letter.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Not applicable.  See the Relief Letter.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Not applicable.  See the Relief Letter.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Not applicable.  See the Relief Letter.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AN FINANCIAL DISCLOSURE

         None.

                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Not applicable.  See the Relief Letter.

ITEM 11. EXECUTIVE COMPENSATION

         Not applicable.  See the Relief Letter.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a)  Not applicable.  See the Relief Letter.

         (b)  Not applicable.  See the Relief Letter.

         (c)  Not applicable.  See the Relief Letter.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         (a)  Not applicable.  See the Relief Letter.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                         (a) (1) Pursuant to the Pooling and Servicing Agreement, the Master Servicer is required (i) to deliver an annual statement as to compliance with the provisions of the Pooling and Servicing Agreement and certain other matters (the "Annual Statement of the Master Servicer") and (ii) to cause a firm of independent public accountants to deliver an annual report as to compliance with the servicing provisions of the Pooling and Servicing Agreement (the "Annual Report of the Firm of Accountants"). Both the Annual Statement of the Master Servicer and the Annual Report of the Firm of Accountants are attached as Exhibits 99.1 and 99.2, respectively, to this Report.

               (2)  Not applicable.

               (3)  The required exhibits are as follows:

                              Exhibit 3(i): Copy of Company's Certificate of
                    Incorporation (Filed as an Exhibit to Registration Statement on Form S-11 (File No. 33-63714)).

                              Exhibit 3(ii): Copy of Company's By-laws (Filed
                    as an Exhibit to Registration Statement on Form S-11 (File No. 33-63714)).

                              Exhibit 4: Pooling and Servicing Agreement
                    (Filed as part of the Registrant's Current Report on Form 8-K filed on February 3, 2000).

                              Exhibit 99.1: Annual Statement of the Master
                    Servicer.

                              Exhibit 99.2: Annual Report of the Firm of
                    Accountants.

          (b) Current Reports on Form 8-K filed during the last quarter of the period covered by this Report: Not Applicable.

          (c)  See subparagraph (a)(3) above.

          (d)  Not applicable. See the Relief Letter.

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     No such annual report, proxy statement, form of proxy or other soliciting material has been sent to Certificateholders. See the Relief Letter.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CWMBS, INC.,
                                      RESIDENTIAL ASSET SECURITIZATION TRUST
                                      1999-A9, MORTGAGE PASS-THROUGH
                                      CERTIFICATES, SERIES 1999-I

                                      By:  The Bank of New York,
                                           as Trustee*


                                      By:  /s/ Courtney Bartholomew
                                           ------------------------------------
                                           Name:  Courtney Bartholomew
                                           Title: Assistant Vice President

                                       Date: March 29, 2000









---------------

* This Report is being filed by the Trustee on behalf of the Trust Fund. The Trust Fund does not have any officers or directors.

                                 EXHIBIT INDEX

                                                                                                      Sequential
Exhibit/Document                                                                                      Page Number
-----------------                                                                                     ------------


3(i)         Company's Certificate of Incorporation (Filed as an Exhibit to Registration
             Statement on Form S-11 (File No. 33-63714))  *

3(ii)        Company's By-laws (Filed as an Exhibit to Registration Statement on Form S-11
             (File No. 33-63714))  *

4            Pooling and Servicing Agreement (Filed as part of the Company's Current Report on Form 8-K filed on February 3, 2000)  *

99.1         Annual Statement of the Master Servicer........................................................12

99.2         Annual Report of the Firm of Accountants.......................................................14











------

*    Incorporated herein by reference.

                                 Exhibit 99.1
                                 ------------

INDYMAC, INC.


                             OFFICERS' CERTIFICATE
                    ANNUAL STATEMENT OF THE MASTER SERVICER


                                  CWMBS, INC.
                RESIDENTIAL ASSET SECURITIZATION TRUST 1999-A9
               MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 1999-I


     The undersigned do hereby certify that they are each an officer of IndyMac, Inc. (the "Master Servicer") and do hereby further certify pursuant to Section 3.19 of the Pooling and Servicing Agreement for the above-captioned Series (the "Agreement") that:

                    (i) A review of the activities of the Master Servicer during the preceding calendar year and of the performance of the Master Servicer under the Agreement has been made under our supervision;

                    (ii) To the best of our knowledge, based on such review, the Master Servicer has fulfilled all its obligations under the Agreement throughout such year; and

                    (iii) To the best of our knowledge, each Servicer has fulfilled all its obligations under its Servicing Agreement throughout such year (capitalized terms used in this subparagraph (iii) shall have the meanings assigned to such terms in the Agreement).




/s/ Jim Banks                                        Dated: 3/29/00

JIM BANKS
EXECUTIVE VICE PRESIDENT


/s/ John Kim                                         Dated: 3/29/00

JOHN KIM
VICE PRESIDENT

                                 Exhibit 99.2
                                 ------------

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
              --------------------------------------------------

     IndyMac, Inc.

     We have examined management's assertion about IndyMac, Inc.'s compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 1999, included in the accompanying management assertion. Management is responsible for IndyMac, Inc.'s compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

     Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about IndyMac, Inc.'s compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on IndyMac, Inc.'s compliance with the minimum servicing standards.

     In our opinion, management's assertion that IndyMac, Inc. complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 1999 is fairly stated, in all material respects.


     /s/ Grant Thornton LLP


     Los Angeles, California
     March 3, 2000

                                                                [LOGO] IndyMac


March 3, 2000


Grant Thornton LLP
1000 Wilshire Blvd., Suite 700
Los Angeles, CA  90017


                            Management's Assertion


As of and for the year ended December 31, 1999, IndyMac Inc. has complied in all material respects with the minimum servicing standards, in its capacity as a master servicer, as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for the year ended December 31, 1999, IndyMac had in effect fidelity bond and mortgage impairment errors and omissions policies in the amounts of $30,000,000 and $10,000,000, respectively.


Very truly yours, IndyMac, Inc.


/s/   Michael W. Perry
-------------------------------------------------------------------------------
Michael W. Perry          President and Chief Executive Officer


/s/   Carmella Grahn
-------------------------------------------------------------------------------
Carmella Grahn             Executive Vice President and Chief Financial Officer











                                                    155 North Lake Avenue
                                                    Pasadena, California 91101
                                                    Telephone: 800.669.2300
                                                    http://www.indymac.com